Form 10-K
period 2004-12-31
GREENPOINT MORTGAGE SECURITIES LLC
filed 2005-03-31
CIK 1268185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-108405-01

GREENPOINT MORTGAGE SECURITIES LLC

(as Sponsor of the GreenPoint Home Equity Loan Trust, Series 2004-1, Class A Variable Rate Asset-Backed Notes)

GREENPOINT MORTGAGE SECURITIES LLC

(Exact Name of registrant as specified in its charter)

Delaware	20-0326233
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

100 Wood Hollow Drive, Doorstop 32210 Novato, CA	94945
(Address of principal executive offices)	(Zip code)

(800) 462-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None	None
(Title of class)	(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

Not Applicable

Documents incorporated by reference:

Not Applicable

GREENPOINT MORTGAGE SECURITIES LLC

VARIABLE RATE ASSET-BACKED NOTES, SERIES 2004-1

INDEX

				Page
PART I				3

	ITEM 1	-	BUSINESS	3
	ITEM 2	-	PROPERTIES	3
	ITEM 3	-	LEGAL PROCEEDINGS	3
	ITEM 4	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II				3

	ITEM 5	-	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
	ITEM 6	-	SELECTED FINANCIAL DATA	3
	ITEM 7	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	ITEM 7A	-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
	ITEM 8	-	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3
	ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
	ITEM 9A	-	CONTROLS AND PROCEDURES	4
	ITEM 9B	-	OTHER INFORMATION	4

PART III				4

	ITEM 10	-	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
	ITEM 11	-	EXECUTIVE COMPENSATION	4
	ITEM 12	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
	ITEM 13	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	4
	ITEM 14	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES	4

PART IV				5

	ITEM 15	-	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	5

SIGNATURES				7

CERTIFICATION				8

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT				9

INDEX TO EXHIBITS				9

PART I

ITEM 1 - BUSINESS

Not Applicable.

ITEM 2 - PROPERTIES

GreenPoint Mortgage Securities LLC (the “Sponsor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

The Sponsor is not aware of any material pending legal proceedings involving either the Variable Rate Asset-Backed Notes, Series 2004-1, the GreenPoint Home Equity Loan Trust 2004-1 (the “Trust); the Sale and Servicing Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

The Notes issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were eight (8) holders of the Class A Notes.

ITEM 6 - SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

ITEM 9A - CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Sponsor is a wholly-owned, Delaware limited liability company and subsidiary of GreenPoint Mortgage Funding, Inc., a New York corporation. The Trust is a Delaware statutory trust wholly-owned by the Sponsor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1	Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2	Annual Servicing Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K ITEMS REPORTED/FINANCIAL STATEMENTS FILED

January 23, 2004	Computational Materials

March 5, 2004	Trustee’s Monthly Report for the February Distribution to Noteholders

March 17, 2004	Report filing the Indenture, Underwriting Agreement and other deal documents

April 12, 2004	Trustee’s Monthly Report for the March Distribution to Noteholders

May 10, 2004	Trustee’s Monthly Report for the April Distribution to Noteholders

June 8, 2004	Trustee’s Monthly Report for the May Distribution to Noteholders

July 16, 2004	Trustee’s Monthly Report for the June Distribution to Noteholders

August 4, 2004	Trustee’s Monthly Report for the July Distribution to Noteholders

September 13, 2004	Trustee’s Monthly Report for the August Distribution to Noteholders

October 8, 2004	Trustee’s Monthly Report for the September Distribution to Noteholders

November 17, 2004	Trustee’s Monthly Report for the October Distribution to Noteholders

December 6, 2004	Trustee’s Monthly Report for the November Distribution to Noteholders

January 13, 2005	Trustee’s Monthly Report for the December Distribution to Noteholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	GREENPOINT MORTGAGE SECURITIES LLC,
As Sponsor

	By:	/s/ S.A. Ibrahim
	Name:	S.A. Ibrahim
	Title:	President and Director

Date: March 31, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

Signature	Position	Date
/s/ S.A. Ibrahim S.A. Ibrahim	President and Director (Principal Executive Officer)	March 31, 2005

/s/ Becky S. Poisson Becky S. Poisson	Vice President and Director	March 31, 2005

/s/ David Petrini David Petrini	Executive Vice President, Treasurer and Secretary (Chief Financial Officer and Principal Accounting Officer)	March 31, 2005

/s/ Steven M. Abreu Steven M. Abreu	Vice President and Director	March 31, 2005

CERTIFICATION

Re:	GreenPoint Mortgage Securities LLC,
GreenPoint Class A Variable Rate Asset Backed Notes, Series 2004-1

I, Nathan Hieter, Vice President of GreenPoint Mortgage Securities LLC, hereby certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GreenPoint Home Equity Loan Trust 2004-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee, by the servicer, under the sale and servicing agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the sale and servicing agreement, and except as disclosed in these reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the sale and servicing agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: JPMorgan Chase Bank, as trustee.

Date: March 1, 2005

/s/ Nathan Hieter
Name:	Nathan Hieter
Title:	Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, proxy materials or otherwise were sent to Noteholders.

INDEX TO EXHIBITS

Item 15(C)

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1	Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

99.2	Annual Servicing Report with respect to the Servicer’s overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3	Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.